Form 10-Q
period 1996-06-30
PARKER & PARSLEY 90 C L P
filed 1996-08-12
CIK 844621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       or

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


                               Page 1 of 11 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information
Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                    June 30,      December 31,
                                                      1996            1995
                                                  -----------     -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $140,985 at June 30
     and $125,340 at December 31                  $   141,194     $   125,604
  Accounts receivable - oil and gas sales             120,401         111,638
                                                   ----------      ----------

         Total current assets                         261,595         237,242

Oil and gas properties - at cost, based on the
  successful efforts accounting method              9,231,685       9,371,945
     Accumulated depletion                         (6,814,941)     (6,837,658)
                                                   ----------      ----------

         Net oil and gas properties                 2,416,744       2,534,287
                                                   ----------      ----------

                                                  $ 2,678,339     $ 2,771,529
                                                   ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    44,668     $    78,991

Partners' capital:
  Limited partners (12,107 interests)               2,607,385       2,665,663
  Managing general partner                             26,286          26,875
                                                   ----------      ----------

                                                    2,633,671       2,692,538
                                                   ----------      ----------

                                                  $ 2,678,339     $ 2,771,529
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

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Three months ended       Six months ended
                                         June 30,               June 30,
                                  ---------------------   ---------------------
                                    1996        1995        1996        1995
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas sales               $ 329,183   $ 301,847   $ 636,105   $ 625,939
  Interest income                     1,906       2,053       3,426       3,581
  Gain on abandoned property             -       12,834          -       12,834
                                   --------    --------    --------    --------

    Total revenues                  331,089     316,734     639,531     642,354

Costs and expenses:
  Production costs                  137,735     150,317     272,031     289,075
  General and administrative
    expenses                         10,928       8,805      20,136      19,513
  Depletion                          47,753      54,168     101,913     114,549
  Abandoned property costs               -        6,725          -        6,725
  Amortization of organization
    costs                                -        1,277          -        2,553
  Loss on sale of assets             10,803          -       10,803          -
                                   --------    --------    --------    --------

    Total costs and expenses        207,219     221,292     404,883     432,415
                                   --------    --------    --------    --------

Net income                        $ 123,870   $  95,442   $ 234,648   $ 209,939
                                   ========    ========    ========    ========
Allocation of net income:
  Managing general partner        $   1,238   $     967   $   2,346   $   2,125
                                   ========    ========    ========    ========

  Limited partners                $ 122,632   $  94,475   $ 232,302   $ 207,814
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $   10.13   $    7.80   $   19.19   $   17.16
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $   13.51   $   12.60   $   24.00   $   25.45
                                   ========    ========    ========    ========

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

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general       Limited
                                       partner       partners        Total
                                      ---------     ----------     ----------

Balance at January 1, 1995            $  29,733     $2,953,840     $2,983,573

    Distributions                        (3,111)      (308,080)      (311,191)

    Net income                            2,125        207,814        209,939
                                       --------      ---------      ---------

Balance at June 30, 1995              $  28,747     $2,853,574     $2,882,321
                                       ========      =========      =========


Balance at January 1, 1996            $  26,875     $2,665,663     $2,692,538

    Distributions                        (2,935)      (290,580)      (293,515)

    Net income                            2,346        232,302        234,648
                                       --------      ---------      ---------

Balance at June 30, 1996              $  26,286     $2,607,385     $2,633,671
                                       ========      =========      =========







         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six months ended
                                                            June 30,
                                                      1996           1995
                                                   ----------     ----------
Cash flows from operating activities:

 Net income                                        $  234,648     $  209,939
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depletion and amortization                         101,913        117,102
   Gain on abandoned property                              -         (12,834)
   Loss on sale of assets                              10,803             -
 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable          (8,763)         9,574
   Increase (decrease) in accounts payable            (34,323)        17,409
                                                    ---------      ---------

     Net cash provided by operating activities        304,278        341,190

Cash flows from investing activities:

 Additions to oil and gas properties                   (2,325)        (6,683)
 Proceeds from equipment salvage on abandoned
  property                                                 -           3,157
 Proceeds from sale of assets                           7,152             -
                                                    ---------      ---------

     Net cash provided by (used in) investing
      activities                                        4,827         (3,526)

Cash flows from financing activities:

 Cash distributions to partners                      (293,515)      (311,191)
                                                    ---------      ---------

Net increase in cash and cash equivalents              15,590         26,473
Cash and cash equivalents at beginning of period      125,604         70,752
                                                    ---------      ---------

Cash and cash equivalents at end of period         $  141,194     $   97,225
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

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

NOTE 1.

Parker & Parsley 90-C, L.P. (the "Registrant") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 3.

A loss of $10,803 on sale of assets to Costilla Energy, L.L.C. was recognized during the six months ended June 30, 1996. This loss was the result of the write-off of remaining capitalized well costs for one gas well of $17,955 less proceeds received of $7,152.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with  six months ended
   June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $636,105 from $625,939 for the six months ended June 30, 1996 and 1995, respectively. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 13% decrease in barrels of oil produced and sold and a 26% decrease in mcf of gas produced and sold. For the six months ended June 30, 1996, 24,417 barrels of oil were sold compared to 27,940 for the same period in 1995, a decrease of 3,523 barrels. For the six months ended June 30, 1996, 55,741 mcf of gas were sold compared to 74,881 for the same period in 1995, a decrease of 19,140 mcf. Of the mcf decrease, 3,022 mcf, or 4%, was attributable to the sale of one gas well during the six months ended June 30, 1996, with the remaining 16,118 mcf, or 22%, due to production declines. Due to the decline characteristics of the Registrant's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.01, or 17%, from $17.60 for the six months ended June 30, 1995 to $20.61 for the same period in 1996 while the average price received per mcf of gas increased 33% from $1.79 during the six months ended June 30, 1995 to $2.38 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

A gain on abandoned property of $12,834 was recognized during the six months ended June 30, 1995. This gain was the result of proceeds received from equipment salvage on one fully depleted abandoned property. Expenses incurred during the six months ended June 30, 1995 to plug and abandon one well totaled $6,725. There was no abandonment activity for the same period in 1996.

Costs and Expenses:

Total costs and expenses decreased to $404,883 for the six months ended June 30, 1996 as compared to $432,415 for the same period in 1995, a decrease of $27,532, or 6%. This decrease was due to declines in production costs, depletion, abandoned property costs and amortization of organization costs, offset by increases in general and administrative expenses ("G&A") and loss on sale of assets.

Production costs were $272,031 for the six months ended June 30, 1996 and $289,075 for the same period in 1995, resulting in a $17,044 decrease, or 6%. The decrease was the result of less workover expense and reduced well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 3% from $19,513 for the six months ended June 30, 1995 to $20,136 for the same period in 1996.

Depletion was $101,913 for the six months ended June 30, 1996 compared to $114,549 for the same period in 1995. This represented a decrease in depletion of $12,636, or 11%, primarily attributable to the adoption of the provisions of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 3,523 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised downward by 22,140 barrels, or 3%.

A loss on sale of assets of $10,803 was recognized during the six months ended June 30, 1996. This loss resulted from the write-off of remaining capitalized well costs for one gas well of $17,955 less proceeds received of $7,152.

Three months ended June 30, 1996 compared with three months ended
   June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $329,183 from $301,847 for the three months ended June 30, 1996 and 1995, respectively, an increase of 9%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 12% decrease in barrels of oil produced and sold and a 31% decrease in mcf of gas produced and sold. For the three months ended June 30, 1996, 11,705 barrels of oil were sold compared to 13,260 for the same period in 1995, a decrease of 1,555 barrels. For the three months ended June 30, 1996, 27,130 mcf of gas were sold compared to 39,139 for the same period in 1995, a decrease of 12,009 mcf. Of the decrease, 1,916 mcf, or 5%, was attributable to the sale of one gas well during the three months ended June 30, 1996, with the remaining decrease of 10,093 mcf, or 26%, due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $4.23, or 23%, from $18.03 for the three months ended June 30, 1995 to $22.26 for the same period in 1996 while the average price received per mcf of gas increased 58% from $1.60 during the three months ended June 30, 1995 to $2.53 in 1996.

A gain on abandoned property of $12,834 was recognized during the three months ended June 30, 1995. This gain was the result of proceeds received from equipment salvage on one fully depleted abandoned property. Expenses incurred during the three months ended June 30, 1995 to plug and abandon one well totaled $6,725. There was no abandonment activity for the same period in 1996.

Costs and Expenses:

Total costs and expenses decreased to $207,219 for the three months ended June 30, 1996 as compared to $221,292 for the same period in 1995, a decrease of $14,073, or 6%. This decrease was due to declines in production costs, depletion, abandoned property costs and amortization of organization costs, offset by increases in G&A and loss on sale of assets.

Production costs were $137,735 for the three months ended June 30, 1996 and $150,317 for the same period in 1995 resulting in a $12,582 decrease, or 8%. The decrease was primarily attributable to declines in workover expense and well repair and maintenance costs, offset by an increase in production taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 24% from $8,805 for the three months ended June 30, 1995 to $10,928 for the same period in 1996.

Depletion was $47,753 for the three months ended June 30, 1996 compared to $54,168 for the same period in 1995. This represented a decrease in depletion of $6,415, or 12%, primarily attributable to the adoption of FAS 121 the fourth quarter of 1995, as discussed previously. Oil production decreased 1,555 barrels for the three months ended June 30, 1996 from the same period in 1995.

A loss on sale of assets of $10,803 was recognized during the three months ended June 30, 1996. This loss resulted from the write-off of remaining capitalized well costs for one gas well of $17,955 less proceeds received of $7,152.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased during the six months ended June 30, 1996 $36,912 from the same period ended June 30, 1995. This decrease was primarily due to an increase in production costs paid.

Net Cash Provided by (Used in) Investing Activities

The Registrant's principal investing activities during the six months ended June 30, 1996 and 1995 were for expenditures related to equipment replacement on various oil and gas properties.

Proceeds of $7,152 from the sale of one gas well were received during the six months ended June 30, 1996. Proceeds of $3,157 were received from the salvage of equipment on one well abandoned during the six months ended June 30, 1995.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $293,515 of which $290,580 was distributed to the limited partners and $2,935 to the managing general partner. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $311,191 of which $308,080 was distributed to the limited partners and $3,111 to the managing general partner.

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


                               PARKER & PARSLEY 90-C, L.P.

                               By:   Parker & Parsley Development L.P.,
                                       Managing General Partner
                                     By:   Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner




Dated:  August 12, 1996        By:     Steven L. Beal
                                     ---------------------------------------
                                     Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA