Form 10-Q
period 1996-09-30
PARKER & PARSLEY 90 C L P
filed 1996-11-13
CIK 844621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /

                               Page 1 of __ pages.
                             -There are no exhibits-

                           PARKER & PARSLEY 90-C, L.P.

                                TABLE OF CONTENTS


                                                                     Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1996 and
               December 31, 1995   ................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1996 and 1995.............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 1996.............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1996 and 1995..........................    6

            Notes to Financial Statements..........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................    8


Part II.    Other Information......................................   11

                Signatures.........................................   12

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                    September 30,  December 31,
                                                       1996            1995
                                                    ------------   -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $146,767 at September 30
     and $125,340 at December 31                    $   146,976    $   125,604
   Accounts receivable - oil and gas sales              127,972        111,638
                                                     ----------     ----------
            Total current assets                        274,948        237,242
                                                     ----------     ----------

Oil and gas properties - at cost, based on the
   successful efforts accounting method               9,235,591      9,371,945
     Accumulated depletion                           (6,852,756)    (6,837,658)
                                                     ----------     ----------
            Net oil and gas properties                2,382,835      2,534,287
                                                     ----------     ----------
                                                    $ 2,657,783    $ 2,771,529
                                                     ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $    49,701    $    78,991

Partners' capital:
   Limited partners (12,107 interests)                2,582,052      2,665,663
   Managing general partner                              26,030         26,875
                                                     ----------     ----------
                                                      2,608,082      2,692,538
                                                     ----------     ----------
                                                    $ 2,657,783    $ 2,771,529
                                                     ==========     ==========


The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended      Nine months ended
                                      September 30,           September 30,
                                 ---------------------    ---------------------
                                    1996       1995         1996        1995
                                 ---------   ---------    ---------   ---------
Revenues:
   Oil and gas                   $ 304,247   $ 252,434    $ 940,352   $ 878,373
   Interest                          2,257       2,131        5,683       5,712
   Gain on abandoned property          -           -            -        12,834
                                  --------    --------     --------    --------
                                   306,504     254,565      946,035     896,919
                                  --------    --------     --------    --------
Costs and expenses:
   Oil and gas production          125,985     130,697      398,016     420,274
   General and administrative        9,692       8,846       29,828      28,359
   Depletion                        37,815      52,817      139,728     167,366
   Abandoned property                  -           -            -         6,223
   Amortization of organization        -         1,276          -         3,829
   Loss on sale of assets               12         -         10,815         -
                                  --------    --------     --------    --------
                                   173,504     193,636      578,387     626,051
                                  --------    --------     --------    --------

Net income                       $ 133,000   $  60,929    $ 367,648   $ 270,868
                                  ========    ========     ========    ========
Allocation of net income:
   Managing general partner      $   1,330   $     622    $   3,676   $   2,747
                                  ========    ========     ========    ========

   Limited partners              $ 131,670   $  60,307    $ 363,972   $ 268,121
                                  ========    ========     ========    ========
Net income per limited
   partnership interest          $   10.87   $    4.99    $   30.06   $   22.15
                                  ========    ========     ========    ========
Distributions per limited
   partnership interest          $   12.97   $   10.39    $   36.97   $   35.84
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

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    Managing
                                    general        Limited
                                    partner        partners           Total
                                   ---------      -----------      -----------

Balance at January 1, 1996         $  26,875      $ 2,665,663      $ 2,692,538

    Distributions                     (4,521)        (447,583)        (452,104)

    Net income                         3,676          363,972          367,648
                                    --------       ----------       ----------

Balance at September 30, 1996      $  26,030      $ 2,582,052      $ 2,608,082
                                    ========       ==========       ==========






         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine months ended
                                                          September 30,
                                                    ------------------------
                                                       1996           1995
                                                    ---------      ---------
Cash flows from operating activities:

  Net income                                        $ 367,648      $ 270,868
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depletion and amortization                      139,728        171,195
      Gain on abandoned property                          -          (12,834)
      Loss on sale of assets                           10,815            -
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable      (16,334)        18,070
      Increase (decrease) in accounts payable         (29,290)        15,867
                                                     --------       --------
        Net cash provided by operating activities     472,567        463,166
                                                     --------       --------
Cash flows from investing activities:

  Additions to oil and gas properties                  (6,231)        (8,619)
  Proceeds from equipment salvage on abandoned
     property                                             -            5,556
  Proceeds from sale of assets                          7,140            -
                                                     --------       --------
        Net cash provided by (used in) investing
           activities                                     909         (3,063)
                                                     --------       --------
Cash flows from financing activities:

  Cash distributions to partners                     (452,104)      (438,324)
                                                     --------       --------

Net increase in cash and cash equivalents              21,372         21,779
Cash and cash equivalents at beginning of period      125,604         70,752
                                                     --------       --------
Cash and cash equivalents at end of period          $ 146,976      $  92,531
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

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)



Note 1.

Parker & Parsley 90-C, L.P. (the "Registrant") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Note 3.

A loss of $10,815 on sale of assets to Costilla Energy, L.L.C. was recognized during the nine months ended September 30, 1996. This loss was the result of the write-off of remaining capitalized well costs for one gas well of $17,955 less proceeds received of $7,140.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
   30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $940,352 from $878,373 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 7%. The increase in revenues resulted from a 21% increase in the average price received per barrel of oil and a 29% increase in the average price received per mcf of gas, offset by an 11% decline in barrels of oil produced and sold and a 19% decline in mcf of gas produced and sold. For the nine months ended September 30, 1996, 36,065 barrels of oil were sold compared to 40,684 for the same period in 1995, a decrease of 4,619 barrels. For the nine months ended September 30, 1996, 79,546 mcf of gas were sold compared to 98,515 for the same period in 1995, a decrease of 18,969 mcf. Of the decrease, 4%, or 4,457 mcf, was attributable to the sale of one gas well during the nine months ended September 30, 1996, with the remaining 14,512 mcf, or 15%, due to production declines. Due to the decline characteristics of the Registrant's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.70 from $17.27 for the nine months ended September 30, 1995 to $20.97 for the same period in 1996 while the average price received per mcf of gas increased from $1.79 during the nine months ended September 30, 1995 to $2.31 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

A gain on abandoned property of $12,834 was recognized during the nine months ended September 30, 1995. This gain was the result of proceeds from equipment salvage on one fully depleted abandoned property. Expenses incurred during the nine months ended September 30, 1995 to plug and abandon one well totaled $6,223. There was no abandonment activity for the same period in 1996.

Costs and Expenses:

Total costs and expenses decreased to $578,387 for the nine months ended September 30, 1996 as compared to $626,051 for the same period in 1995, a decrease of $47,664, or 8%. This decrease was due to declines in production costs, depletion, abandoned property costs and amortization of organization costs, offset by increases in general and administrative expenses ("G&A") and loss on sale of assets.

Production costs were $398,016 for the nine months ended September 30, 1996 and $420,274 for the same period in 1995, resulting in a $22,258 decrease, or 5%. The decrease was the result of less well repair and maintenance costs, lower ad valorem taxes and a decline in workover costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 5% from $28,359 for the nine months ended September 30, 1995 to $29,828 for the same period in 1996.

Depletion was $139,728 for the nine months ended September 30, 1996 compared to $167,366 for the same period in 1995, representing a decrease of $27,638, or 17%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production of 4,619 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, and
(iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

A loss on sale of assets of $10,815 was recognized during the nine months ended September 30, 1996. This loss resulted from the write-off of remaining capitalized well costs for one gas well of $17,955 less proceeds received of $7,140.

Three months ended September 30, 1996 compared with three months ended September
   30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $304,247 from $252,434 for the three months ended September 30, 1996 and 1995, respectively, an increase of 21%. The increase in revenues resulted from an increase in mcf of gas produced and sold, a 31% increase in the average price received per barrel of oil and a 21% increase in the average price received per mcf of gas, offset by a 9% decline in barrels of oil produced and sold. For the three months ended September 30, 1996, 11,648 barrels of oil were sold compared to 12,744 for the same period in 1995, a decrease of 1,096 barrels. For the three months ended September 30, 1996, 23,805 mcf of gas were sold compared to 23,634 for the same period in 1995, an increase of 171 mcf. The increase was the net result of an increase of 1,606 mcf of gas produced and sold, offset by a decrease of 1,435 mcf attributable to the sale of one gas well during the three months ended September 30, 1996.

The average price received per barrel of oil increased $5.19 from $16.53 for the three months ended September 30, 1995 to $21.72 for the same period in 1996 while the average price received per mcf of gas increased from $1.77 during the three months ended September 30, 1995 to $2.15 in 1996.

Costs and Expenses:

Total costs and expenses decreased to $173,504 for the three months ended September 30, 1996 as compared to $193,636 for the same period in 1995, a decrease of $20,132, or 10%. This decrease was due to declines in production costs, depletion and amortization of organization costs, offset by an increase in G&A.

Production costs were $125,985 for the three months ended September 30, 1996 and $130,697 for the same period in 1995 resulting in a $4,712 decrease, or 4%. The decrease was the result of less well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 10% from $8,846 for the three months ended September 30, 1995 to $9,692 for the same period in 1996.

Depletion was $37,815 for the three months ended September 30, 1996 compared to $52,817 for the same period in 1995, representing a decrease of $15,002, or 28%, primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121,
(ii) a reduction in oil production of 1,096 barrels for the three months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $9,401 during the nine months ended September 30, 1996 from the same period ended September 30, 1995. This increase was due to an increase in oil and gas sales, offset by an increase in production costs paid.

Net Cash Provided by (Used in) Investing Activities

The Registrant's investing activities during the nine months ended September 30, 1996 and 1995 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds of $7,140 from the sale of one gas well were received during the nine months ended September 30, 1996. Proceeds of $5,556 were received from the salvage of equipment on one well abandoned during the nine months ended September 30, 1995.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $452,104 of which $447,583 was distributed to the limited partners and $4,521 to the managing general partner. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $438,324 of which $433,942 was distributed to the limited partners and $4,382 to the managing general partner.

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

None.

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


                                     PARKER & PARSLEY 90-C, L.P.

                              By:    Parker & Parsley Development L.P.,
                                       Managing General Partner

                                     By:   Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner




Dated:  November 13, 1996     By:    /s/ Steven L. Beal
                                     ----------------------------------------
                                     Steven L. Beal, Senior Vice President
                                       and Chief Financial Officer of PPUSA