Form 10-Q
period 1997-06-30
PARKER & PARSLEY 90 C L P
filed 1997-08-08
CIK 844621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 11 pages.
                           Exhibit index on page 10.

                           PARKER & PARSLEY 90-C, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1997 and
              December 31, 1996   ...................................    3

           Statements of Operations for the three and six
             months ended June 30, 1997 and 1996.....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1997.....................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1997 and 1996..................................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   10

           27.   Financial Data Schedule

           Signatures................................................   11

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                       June 30,     December 31,
                                                         1997           1996
                                                     -----------    -----------
                                                     (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $153,008 at June 30
     and $122,705 at December 31                     $   153,258    $   122,913
  Accounts receivable - oil and gas sales                102,889        199,808
                                                      ----------     ----------
         Total current assets                            256,147        322,721
                                                      ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                 9,243,399      9,235,703
Accumulated depletion                                 (6,978,470)    (6,894,283)
                                                      ----------     ----------
         Net oil and gas properties                    2,264,929      2,341,420
                                                      ----------     ----------
                                                     $ 2,521,076    $ 2,664,141
                                                      ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                       $    36,156    $    29,486

Partners' capital:
  Managing general partner                                24,799         26,296
  Limited partners (12,107 interests)                  2,460,121      2,608,359
                                                      ----------     ----------
                                                       2,484,920      2,634,655
                                                      ----------     ----------
                                                     $ 2,521,076    $ 2,664,141
                                                      ==========     ==========


   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended        Six months ended
                                         June 30,                 June 30,
                                  ---------------------    ---------------------
                                     1997        1996         1997        1996
                                  ---------   ---------    ---------   ---------

Revenues:
  Oil and gas                     $ 251,987   $ 329,183    $ 554,272   $ 636,105
  Interest                            2,447       1,906        4,617       3,426
  Salvage income from equipment
    disposals                         1,275         -          1,275         -
                                   --------    --------     --------    --------
                                    255,709     331,089      560,164     639,531
                                   --------    --------     --------    --------
Costs and expenses:
  Oil and gas production            125,372     137,735      266,946     272,031
  General and administrative          7,826      10,928       17,714      20,136
  Depletion                          43,014      47,753       84,187     101,913
  Loss on sale of assets                -        10,803          -        10,803
                                   --------    --------     --------    --------
                                    176,212     207,219      368,847     404,883
                                   --------    --------     --------    --------
Net income                        $  79,497   $ 123,870    $ 191,317   $ 234,648
                                   ========    ========     ========    ========
Allocation of net income:
  Managing general partner        $     795   $   1,238    $   1,913   $   2,346
                                   ========    ========     ========    ========
  Limited partners                $  78,702   $ 122,632    $ 189,404   $ 232,302
                                   ========    ========     ========    ========
Net income per limited
  partnership interest            $    6.50   $   10.13    $   15.64   $   19.19
                                   ========    ========     ========    ========
Distributions per limited
  partnership interest            $   12.04   $   13.51    $   27.89   $   24.00
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

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners        Total
                                    ---------     ----------     ----------

Balance at January 1, 1997          $  26,296     $2,608,359     $2,634,655

    Distributions                      (3,410)      (337,642)      (341,052)

    Net income                          1,913        189,404        191,317
                                     --------      ---------      ---------

Balance at June 30, 1997            $  24,799     $2,460,121     $2,484,920
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

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six months ended
                                                               June 30,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
Cash flows from operating activities:
   Net income                                         $  191,317    $  234,648
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depletion                                        84,187       101,913
         Salvage income from equipment disposals          (1,275)          -
         Loss on sale of assets                              -          10,803
   Changes in assets and liabilities:
         (Increase) decrease in accounts receivable       96,919        (8,763)
         Increase (decrease) in accounts payable           6,670       (34,323)
                                                       ---------     ---------
            Net cash provided by operating
              activities                                 377,818       304,278
                                                       ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (7,696)       (2,325)
   Proceeds from salvage income on equipment
     disposals                                             1,275           -
   Proceeds from sale of assets                              -           7,152
                                                       ---------     ---------
            Net cash provided by (used in)
              investing activities                        (6,421)        4,827
                                                       ---------     ---------
Cash flows from financing activities:
   Cash distributions to partners                       (341,052)     (293,515)
                                                       ---------     ---------
Net increase in cash and cash equivalents                 30,345        15,590
Cash and cash equivalents at beginning of period         122,913       125,604
                                                       ---------     ---------
Cash and cash equivalents at end of period            $  153,258    $  141,194
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

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 90-C, L.P. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with  six months ended
   June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 13% to $554,272 from $636,105 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues resulted from a 14% decline in barrels of oil produced and sold, a 14% decline in mcf of gas produced and sold and a lower average price received per barrel of oil, offset by a higher average price received per mcf of gas. For the six months ended June 30, 1997, 20,925 barrels of oil were sold compared to 24,417 for the same period in 1996, a decrease of 3,492 barrels. For the six months ended June 30, 1997, 47,909 mcf of gas were sold compared to 55,741 for the same period in 1996, a decrease of 7,832 mcf. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased slightly from $20.61 for the six months ended June 30, 1996 to $20.46 for the same period in 1997, while the average price received per mcf of gas increased 11% from $2.38 during the six months ended June 30, 1996 to $2.63 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

Salvage income of $1,275, received during the six months ended June 30, 1997, was attributable to credits received from the disposal of oil and gas equipment on one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $368,847 for the six months ended June 30, 1997 as compared to $404,883 for the same period in 1996, a decrease of $36,036, or 9%. This decrease was due to declines in depletion, loss on sale of assets, production costs and general and administrative expenses ("G&A").

Production costs were $266,946 for the six months ended June 30, 1997 and $272,031 for the same period in 1996, resulting in a $5,085 decrease. The decrease was the result of lower production taxes and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 12% from $20,136 for the six months ended June 30, 1996 to $17,714 for the same period in 1997.

Depletion was $84,187 for the six months ended June 30, 1997 compared to $101,913 for the same period in 1996. This represented a decrease in depletion of $17,726, or 17%, primarily attributable to a decline in oil production of 3,492 barrels for the six months ended June 30, 1997, compared to the same period in 1996.

A loss on sale of assets of $10,803 was recognized during the six months ended June 30, 1996 from the sale of one gas well to Costilla Energy, L.L.C.

Three months ended June 30, 1997 compared with three months ended
   June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 23% to $251,987 from $329,183 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in revenues resulted from lower average prices received per barrel of oil and mcf of gas, a 12% decrease in barrels of oil produced and sold and a 10% decrease in mcf of gas produced and sold. For the three months ended June 30, 1997, 10,321 barrels of oil were sold compared to 11,705 for the same period in 1996, a decrease of 1,384 barrels. For the three months ended June 30, 1997, 24,433 mcf of gas were sold compared to 27,130 for the same period in 1996, a decrease of 2,697 mcf.

The average price received per barrel of oil decreased $3.37, or 15%, from $22.26 for the three months ended June 30, 1996 to $18.89 for the same period in

1997, while the average price received per mcf of gas decreased 8% from $2.53 during the three months ended June 30, 1996 to $2.33 in 1997.

Salvage income of $1,275, received during the three months ended June 30, 1997, was attributable to credits received from the disposal of oil and gas equipment on one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $176,212 for the three months ended June 30, 1997 as compared to $207,219 for the same period in 1996, a decrease of $31,007, or 15%. This decrease was due to declines in production costs, loss on sale of assets, depletion and G&A.

Production costs were $125,372 for the three months ended June 30, 1997 and $137,735 for the same period in 1996, resulting in a $12,363 decrease, or 9%. The decrease was primarily attributable to declines in well repair and maintenance costs and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 28% from $10,928 for the three months ended June 30, 1996 to $7,826 for the same period in 1997.

Depletion was $43,014 for the three months ended June 30, 1997 compared to $47,753 for the same period in 1996. This represented a decrease in depletion of $4,739, or 10%, primarily attributable to a decline in oil production of 1,384 barrels for the three months ended June 30, 1997, compared to the same period in 1996.

A loss on sale of assets of $10,803 was recognized during the three months ended June 30, 1996 from the sale of one gas well to Costilla Energy, L.L.C.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $73,540 during the six months ended June 30, 1997 from the same period ended June 30, 1996. This increase was primarily due to an increase in oil and gas sales receipts and a decline in expenditures paid for production costs.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1997 and 1996 were for expenditures related to equipment replacement on various oil and gas properties.

Proceeds of $1,275 were received during the six months ended June 30, 1997 from the salvage of equipment on one fully depleted well.

Proceeds of $7,152 from the sale of one gas well were received during the six months ended June 30, 1996.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $341,052 of which $3,410 was distributed to the managing general partner and $337,642 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $293,515 of which $2,935 was distributed to the managing general partner and $290,580 to the limited partners.

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


                                       PARKER & PARSLEY 90-C, L.P.

                                 By:   Parker & Parsley Development L.P.,
                                         Managing General Partner
                                       By:  Parker & Parsley Petroleum USA, Inc.
                                              ("PPUSA"), General Partner




Dated:  August 8, 1997           By:    /s/ Rich Dealy
                                       ---------------------------------
                                       Rich Dealy, Controller of PPUSA