Form 10-Q
period 1997-09-30
PARKER & PARSLEY 90 C L P
filed 1997-11-07
CIK 844621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


/ x /           Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                           PARKER & PARSLEY 90-C, L.P.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1997 and
              December 31, 1996   .....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1997 and 1996..................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1997..................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1997 and 1996...............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   10

           27.   Financial Data Schedule

           Signatures..................................................   11

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                    September 30,   December 31,
                                                        1997            1996
                                                    ------------    -----------
                                                     (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $143,892 at September 30
     and $122,705 at December 31                    $    144,142   $   122,913
   Accounts receivable - oil and gas sales               101,592       199,808
                                                     -----------    ----------
            Total current assets                         245,734       322,721
                                                     -----------    ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method                9,245,205     9,235,703
Accumulated depletion                                 (7,021,141)   (6,894,283)
                                                     -----------    ----------
            Net oil and gas properties                 2,224,064     2,341,420
                                                     -----------    ----------
                                                    $  2,469,798   $ 2,664,141
                                                     ===========    ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $     43,325   $    29,486
Partners' capital:
   Managing general partner                               24,214        26,296
   Limited partners (12,107 interests)                 2,402,259     2,608,359
                                                     -----------    ----------
                                                       2,426,473     2,634,655
                                                     -----------    ----------
                                                    $  2,469,798   $ 2,664,141
                                                     ===========    ==========


The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended      Nine months ended
                                      September 30,          September 30,
                                 ---------------------   ---------------------
                                    1997        1996        1997        1996
                                 ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                    $ 233,882   $ 304,247   $ 788,154   $ 940,352
  Interest                           2,275       2,257       6,892       5,683
  Gain (loss) on disposition
    of assets                           12         (12)      1,287     (10,815)
                                  --------    --------    --------    --------
                                   236,169     306,492     796,333     935,220
                                  --------    --------    --------    --------
Costs and expenses:
  Oil and gas production           118,515     125,985     385,461     398,016
  General and administrative         7,858       9,692      25,572      29,828
  Depletion                         42,671      37,815     126,858     139,728
                                  --------    --------    --------    --------
                                   169,044     173,492     537,891     567,572
                                  --------    --------    --------    --------
Net income                       $  67,125   $ 133,000   $ 258,442   $ 367,648
                                  ========    ========    ========    ========

Allocation of net income:
  Managing general partner       $     672   $   1,330   $   2,585   $   3,676
                                  ========    ========    ========    ========
  Limited partners               $  66,453   $ 131,670   $ 255,857   $ 363,972
                                  ========    ========    ========    ========
Net income per limited
  partnership interest           $    5.49   $   10.87   $   21.13   $   30.06
                                  ========    ========    ========    ========
Distributions per limited
  partnership interest           $   10.27   $   12.97   $   38.16   $   36.97
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

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    Managing
                                    general       Limited
                                    partner       partners        Total
                                    --------     ----------     ----------

Balance at January 1, 1997          $ 26,296     $2,608,359     $2,634,655

    Distributions                     (4,667)      (461,957)      (466,624)

    Net income                         2,585        255,857        258,442
                                     -------      ---------      ---------

Balance at September 30, 1997       $ 24,214     $2,402,259     $2,426,473
                                     =======      =========      =========




         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine months ended
                                                             September 30,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $  258,442    $  367,648
  Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depletion                                          126,858       139,728
       (Gain) loss on disposition of assets                (1,287)       10,815
  Changes in assets and liabilities:
       (Increase) decrease in accounts receivable          98,216       (16,334)
       Increase (decrease) in accounts payable             13,839       (29,290)
                                                        ---------     ---------
         Net cash provided by operating activities        496,068       472,567
                                                        ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                      (9,502)       (6,231)
  Proceeds from disposition of assets                       1,287         7,140
                                                        ---------     ---------
         Net cash provided by (used in) investing
           activities                                      (8,215)          909
                                                        ---------     ---------
Cash flows from financing activities:
  Cash distributions to partners                         (466,624)     (452,104)
                                                        ---------     ---------
Net increase in cash and cash equivalents                  21,229        21,372
Cash and cash equivalents at beginning of period          122,913       125,604
                                                        ---------     ---------
Cash and cash equivalents at end of period             $  144,142    $  146,976
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

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 90-C, L.P. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to prior period financial statements to conform to the 1997 financial presentations.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the general partner of the Partnership. Prior to August 8, 1997, the Partnership's general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the general partner of the Partnership as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with  nine months ended
   September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 16% to $788,154 from $940,352 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a decrease in the average price received per barrel of oil, offset by an increase in the average price received per mcf of gas. For the nine months ended September 30, 1997, 30,880 barrels of oil were sold compared to 36,065 for the same period in 1996, a decrease of 5,185 barrels, or 14%. For the nine months ended September 30, 1997, 72,522 mcf of gas were sold compared to 79,546 for the same period in 1996, a decrease of 7,024 mcf, or 9%. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.18, or 6%, from $20.97 for the nine months ended September 30, 1996 to $19.79 for the same period in 1997, while the average price received per mcf of gas increased 6% from $2.31 during the nine months ended September 30, 1996 to $2.44 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

Gain on disposition of assets of $1,287 was attributable to credits received from the disposal of oil and gas equipment on one fully depleted well for the nine months ended September 30, 1997. Loss on disposition of assets of $10,815 was recognized during the nine months ended September 30, 1996 from the sale of one gas well to Costilla Energy L.L.C.

Costs and Expenses:

Total costs and expenses decreased to $537,891 for the nine months ended September 30, 1997 as compared to $567,572 for the same period in 1996, a decrease of $29,681, or 5%. This decrease was due to declines in depletion, production costs and general and administrative expenses ("G&A").

Production costs were $385,461 for the nine months ended September 30, 1997 and $398,016 for the same period in 1996, resulting in a $12,555 decrease, or 3%. The decrease was the result of less well maintenance costs and production taxes, offset by a slight increase in ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 14% from $29,828 for the nine months ended September 30, 1996 to $25,572 for the same period in 1997.

Depletion was $126,858 for the nine months ended September 30, 1997 compared to $139,728 for the same period in 1996, representing a decrease of $12,870, or 9%. This decrease was primarily attributable to a decline in oil production of 5,185 barrels for the nine months ended September 30, 1997 as compared to the same period in 1996, offset by a decline in oil reserves during 1997 as a result of lower commodity prices.

Three months ended September 30, 1997 compared with three months ended September
   30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 23% to $233,882 from $304,247 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in revenues resulted from a decrease in barrels of oil produced and sold and lower average prices received per barrel of oil and mcf of gas, offset by an increase in mcf of gas produced and sold. For the three months ended September 30, 1997, 9,954 barrels of oil were sold compared to 11,648 for the same period in 1996, a decrease of 1,694 barrels, or 15%. For the three months ended September 30, 1997, 24,613 mcf of gas were sold compared to 23,805 for the same period in 1996, an increase of 808 mcf, or 3%. The increase in gas production was due to operational changes on several wells. The decrease in oil production was due to the decline characteristics of the Partnership's oil properties.

The average price received per barrel of oil decreased $3.35, or 15%, from $21.72 for the three months ended September 30, 1996 to $18.37 for the same period in 1996, while the average price received per mcf of gas decreased 4% from $2.15 during the three months ended September 30, 1996 to $2.07 in 1997.

Costs and Expenses:

Total costs and expenses decreased to $169,044 for the three months ended September 30, 1997 as compared to $173,492 for the same period in 1996, a decrease of $4,448, or 3%. This decrease was due to declines in production costs and G&A, offset by an increase in depletion.

Production costs were $118,515 for the three months ended September 30, 1997 and $125,985 for the same period in 1996 resulting in a $7,470 decrease, or 6%. The decrease was the result of less well maintenance costs and production taxes, offset by an increase in ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 19% from $9,692 for the three months ended September 30, 1996 to $7,858 for the same period in 1997.

Depletion was $42,671 for the three months ended September 30, 1997 compared to $37,815 for the same period in 1996, representing an increase of $4,856, or 13%, primarily attributable to a decline in oil reserves during the third quarter of 1997 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $23,501 during the nine months ended September 30, 1997 from the same period ended September 30, 1996. This increase was due to a decrease in G&A and production costs paid, offset by a decline in oil and gas sales receipts.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1997 and 1996 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds of $1,287 from the salvage of equipment on one fully depleted well were received during the nine months ended September 30, 1997. Proceeds of $7,140 from the sale of one gas well were received during the nine months ended September 30, 1996.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $466,624 of which $4,667 was distributed to the managing general partner and $461,957 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $452,104 of which $4,521 was distributed to the managing general partner and $447,583 to the limited partners.

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

(b)   Reports on Form 8-K - none

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)



                               S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PARKER & PARSLEY 90-C, L.P.

                                   By:     Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 7, 1997           By:     /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                             Controller