Form 10-K405
period 1999-12-31
PARKER & PARSLEY 90 C L P
filed 2000-03-27
CIK 844621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999


                         Commission File No. 33-26097-09

                           PARKER & PARSLEY 90-C, L.P.
             (Exact name of Registrant as specified in its charter)

                     Delaware                                 75-2347262
      ----------------------------------------           ---------------------
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                 Identification Number)

1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ----------
           (Address of principal executive offices)                 (Zip code)

       Registrant's Telephone Number, including area code : (972) 444-9001

                 303 West Wall, Suite 101, Midland, Texas 79701
         (Former name, former address and former fiscal year, if changed since last report)

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

As of March 8, 2000, the number of outstanding limited partnership interests was 12,107.

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

The Partnership engages in oil and gas development and production and is not involved in any industry segment other than oil and gas. See "Item 6. Selected Financial Data" for a summary of the Partnership's oil and gas sales, net income and identifiable assets.

The principal markets during 1999 for the oil produced by the Partnership were refineries and oil transmission companies that have facilities near the Partnership's oil producing properties. During 1999, Pioneer USA marketed the Partnership's gas to a variety of purchasers, none of which accounted for 10% or more of the Partnership's oil and gas revenues. Of the Partnership's total oil and gas revenues for 1999, approximately 62% was attributable to sales made to Plains All American Inc. Pioneer USA is of the opinion that the loss of any one purchaser would not have an adverse effect on its ability to sell its oil and gas production or natural gas products.

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

The Partnership does not have any employees of its own. Pioneer USA employs 687 persons, many of whom dedicated a part of their time to the conduct of the Partnership's business during the period for which this report is filed. Pioneer USA is responsible for all management functions.

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

ITEM 2.     Properties

The Partnership's properties consist of leasehold interests in properties on which oil and gas are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects located primarily in the Spraberry Trend Area of West Texas were acquired by the Partnership, resulting in the Partnership's participation in the drilling of 44 oil and gas wells. One well was sold and one well was plugged and abandoned due to uneconomical operations. At December 31, 1999, the Partnership had 42 producing oil and gas wells.

For information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1999, 1998 and 1997 and changes in such quantities for the years then ended, see Note 7 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been estimated by the engineering staff of Pioneer USA with a review by Williamson Petroleum Consultants, Inc., an independent petroleum consultant.

ITEM 3.     Legal Proceedings

The Partnership from time to time is a party to various legal proceedings incidental to its business involving claims in oil and gas leases or interests, other claims for damages in amounts not in excess of 10% of its current assets and other matters, none of which Pioneer USA believes to be material to the Partnership.

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.     Market for Partnership's Common Equity and Related Stockholder
               Matters

At March 8, 2000, the Partnership had 12,107 outstanding limited partnership interests held of record by 895 subscribers. There is no established public trading market for the limited partnership interests. Under the limited partnership agreement, Pioneer USA has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Partnership's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 1999 and 1998, $218,354 and $209,442, respectively, of such revenue-related distributions were made to the limited partners.

ITEM 6.     Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:

                                 1999         1998         1997         1996         1995
                              ----------   ----------   ----------   ----------   ----------
Operating results:
  Oil and gas sales           $  864,722   $  692,090   $1,063,396   $1,346,937   $1,161,251
                               =========    =========    =========    =========    =========
  Impairment of oil and
    gas properties            $      -     $  298,622   $  127,213   $      -     $   76,908
                               =========    =========    =========    =========    =========
  Net income (loss)           $  220,855   $ (416,064)  $  168,261   $  577,803   $  263,533
                               =========    =========    =========    =========    =========
  Allocation of net
    income (loss):
       Managing general
        partner               $    2,209   $   (4,161)  $    1,683   $    5,778   $    2,686
                               =========    =========    =========    =========    =========
       Limited partners       $  218,646   $ (411,903)  $  166,578   $  572,025   $  260,847
                               =========    =========    =========    =========    =========
  Limited partners' net
    income (loss) per limited
    partnership interest      $    18.06   $   (34.02)  $    13.76   $    47.25   $    21.55
                               =========    =========    =========    =========    =========
  Limited partners' cash
    distributions per limited
    partnership interest      $    18.04   $    17.30   $    47.53   $    51.98   $    45.35
                               =========    =========    =========    =========    =========
At year end:
  Identifiable assets         $1,621,156   $1,617,114   $2,261,689   $2,664,141   $2,771,529
                               =========    =========    =========    =========    =========

                                        5

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of Operations

1999 compared to 1998

The Partnership's 1999 oil and gas revenues increased 25% to $864,722 from $692,090 in 1998. The increase in revenues resulted from higher average prices received, offset by a decline in production. In 1999, 37,886 barrels of oil, 14,547 barrels of natural gas liquids ("NGLs") and 47,265 mcf of gas were sold, or 60,311 barrel of oil equivalents ("BOEs"). In 1998, 39,380 barrels of oil, 13,978 barrels of NGLs and 48,787 mcf of gas were sold, or 61,489 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.89, or 29%, from $13.24 in 1998 to $17.13 in 1999. The average price received per barrel of NGLs increased $2.51, or 37%, from $6.80 in 1998 to $9.31 in 1999. The average price received per mcf of gas increased 10% from $1.55 in 1998 to $1.70 in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received in 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Total costs and expenses decreased in 1999 to $650,544 as compared to $1,115,454 in 1998, a decrease of $464,910, or 42%. This decrease was due to declines in the impairment of oil and gas properties, depletion and production costs, offset by an increase in general and administrative expenses ("G&A").

Production costs were $477,835 in 1999 and $505,571 in 1998, resulting in a $27,736 decrease, or 5%. The decrease was due to declines in well maintenance costs and ad valorem taxes, offset by an increase in production taxes

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period G&A increased, in aggregate, 37% from $24,190 in 1998 to $33,223 in 1999. The Partnership paid the managing general partner $25,818 in 1999 and $20,639 in 1998 for G&A incurred on behalf of the Partnership. G&A is allocated, in part, to the Partnership by the managing general partner. Allocated expenses are determined by the managing general partner based upon the level of activity of the Partnership relative to the non-partnership activities of the managing general partner. The method of allocation has been consistent over the past several years with certain modifications incorporated to reflect changes in Pioneer USA's overall business activities.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the managing general partner reviews the Partnership's oil and gas properties for impairment whenever events or circumstances indicate a decline in the recoverability of the carrying value of the Partnership's assets may have occurred. As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized a non-cash charge of $298,622 related to its oil and gas properties during 1998.

Depletion was $139,486 in 1999 compared to $287,071 in 1998. This represented a decrease of $147,585, or 51%. This decrease was primarily the result of a combination of factors that included an increase in proved reserves during 1999 due to higher commodity prices, a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998 and a decline in oil production of 1,494 barrels for the period ended December 31, 1999 compared to the same period in 1998.

1998 compared to 1997

The Partnership's 1998 oil and gas revenues decreased 35% to $692,090 from $1,063,396 in 1997. The decrease in revenues resulted from lower average prices received. In 1998, 39,380 barrels of oil, 13,978 barrels of NGLs and 48,787 mcf of gas were sold, or 61,489 BOEs. In 1997, 41,504 barrels of oil, 5,885 barrels of NGLs and 80,867 mcf of gas were sold, or 60,867 BOEs.

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

Production costs were $505,571 in 1998 and $532,654 in 1997, resulting in a $27,083 decrease, or 5%. The decrease was due to declines in production and ad valorem taxes and workover expenses, offset by an increase in well maintenance costs incurred to stimulate well production.

During this period G&A decreased, in aggregate, 33% from $36,037 in 1997 to $24,190 in 1998. The Partnership paid the managing general partner $20,639 in 1998 and $31,578 in 1997 for G&A incurred on behalf of the Partnership.

The Partnership recognized non-cash SFAS 121 charges of $298,622 and $127,213 related to its oil and gas properties during 1998 and 1997, respectively.

Depletion was $287,071 in 1998 compared to $209,836 in 1997. This represented an increase of $77,235, or 37%. This increase was primarily the result of a combination of factors that included a decline in proved reserves during 1998 due to lower commodity prices, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997 and a decline in oil production of 2,124 barrels for the period ended December 31, 1998 compared to the same period in 1997.

Impact of inflation and changing prices on sales and net income

Inflation generally does not impact revenues in the oil and gas industry. However, inflation generally does impact expenses, the most significant for the Partnership is lease operating expenses.

The petroleum industry has been characterized by volatile oil, NGL and natural gas commodity prices and relatively stable supplier costs during the three years ended December 31, 1999. During 1997 and 1998, weather patterns, regional economic recessions and political matters combined to cause worldwide crude oil supplies to exceed demand. As a result, crude oil prices declined substantially from the price levels of 1996. Also during 1997 and 1998, but to a lesser extent, market prices for natural gas declined. During 1999, the price per barrel for oil production similar to the Partnership's ranged from approximately $11.00 to $24.00. The decrease in crude oil exports during 1999 by members of the Organization of Petroleum Exporting Countries ("OPEC") and other crude oil exporting nations has resulted in higher Partnership revenues and operating cash flow as compared to 1998.

Prices for natural gas are subject to ordinary seasonal fluctuations, and this volatility of natural gas prices may result in production being curtailed and, in some cases, wells being completely shut-in.

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $103,247 during the year ended December 31, 1999 from 1998. The increase was primarily attributable to an increase of $63,844 in oil and gas sales receipts and reductions in operating costs paid of $37,525 that have resulted from the managing general partner's cost containment measures and a decline in G&A expenses paid of $1,878.

Net Cash Used in Investing Activities

The   Partnership's   investing   activities   during  1999  and  1998  included
expenditures related to equipment upgrades on active oil and gas properties.

Net Cash Used in Financing Activities

In 1999, cash distributions to the partners were $220,560, of which $2,206 was distributed to the managing general partner and $218,354 to the limited partners. In 1998, cash distributions to the partners were $211,557, of which $2,115 was distributed to the managing general partner and $209,442 to the limited partners.

Since the first quarter of 1999, world crude oil prices have increased, primarily as a result of decreases in crude oil supplies made available by OPEC and other crude oil exporting nations. During the period from the third quarter of 1997 through the first quarter of 1999, there was a significant declining trend in world oil prices and, to a lesser extent, natural gas prices. During the first quarter of 1999, OPEC and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

Proposal to acquire partnerships

On September 8, 1999, Pioneer USA filed a preliminary proxy statement with the SEC proposing an agreement and plan of merger to the limited partners of 25 publicly-held Parker & Parsley limited partnerships. The preliminary proxy statement is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partners in each partnership and the resolution of SEC review comments. Pioneer is continuing to evaluate the feasibility of the proposed agreement and plan of merger; however, the current commodity price outlook has diminished the likelihood that the proposed agreement and plan of merger will be consummated.

Year 2000 project readiness

As the year 2000 was approaching, the inability of some computer programs and embedded technologies to distinguish between "1900" and "2000" gave rise to the "Year 2000" problem. Such computer programs and related technology were at risk to fail outright or communicate inaccurate data, if not remediated or replaced. With the proliferation of electronic data interchange, the Year 2000 problem represented a significant exposure to the entire global community, the full extent of which could not be accurately assessed prior to the year 2000.

In proactive response to the Year 2000 problem, the managing general partner established a "Year 2000" project that assessed, to the extent possible, the Partnership's and the managing general partner's internal Year 2000 problem; took remedial actions necessary to minimize the Year 2000 risk exposure to the managing general partner and significant third parties with whom it has data interchange; and, tested the managing general partner's systems and processes once remedial actions were taken. The managing general partner contracted with IBM Global Services to perform the assessment and remedial phases of its Year 2000 project. The managing general partner's total costs related to the Year 2000 problem were $2.5 million.

The managing general partner has closely monitored its information and non-information technology systems since the beginning of 2000 and has identified no significant Year 2000 failures or problems. The managing general partner will continue to monitor Year 2000 risks and issues. There can be no assurances that unforeseen problems will not be encountered in the future.

ITEM 8.     Financial Statements and Supplementary Data

                          Index to Financial Statements

                                                                      Page

Financial Statements of Parker & Parsley 90-C, L.P.:
  Independent Auditors' Report - Ernst & Young LLP.................     12
  Independent Auditors' Report - KPMG LLP..........................     13
  Balance Sheets as of December 31, 1999 and 1998..................     14
  Statements of Operations for the Years Ended December 31,
    1999, 1998 and 1997............................................     15
  Statements of Partners' Capital for the Years Ended
    December 31, 1999, 1998 and 1997...............................     16
  Statements of Cash Flows for the Years Ended December 31,
    1999, 1998 and 1997............................................     17
  Notes to Financial Statements....................................     18

                          INDEPENDENT AUDITORS' REPORT

The Partners
Parker & Parsley 90-C, L.P.
  (A Delaware Limited Partnership):

We have audited the balance sheets of Parker & Parsley 90-C, L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley 90-C, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                  Ernst & Young LLP

Dallas, Texas
March 10, 2000

                          INDEPENDENT AUDITORS' REPORT

The Partners
Parker & Parsley 90-C, L.P.
  (A Delaware Limited Partnership):

We have audited the statement of operations, partners' capital and cash flows of Parker & Parsley 90-C, L.P. for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the results of operations and cash flows of Parker & Parsley 90-C, L.P. for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                   KPMG LLP


Midland, Texas
March 20, 1998

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS
                                   December 31



                                                       1999            1998
                                                   -----------     -----------
                 ASSETS

Current assets:
  Cash                                             $   164,100     $    99,482
  Accounts receivable - oil and gas sales              128,379          66,369
                                                    ----------      ----------
         Total current assets                          292,479         165,851
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               9,285,188       9,268,288
Accumulated depletion                               (7,956,511)     (7,817,025)
                                                    ----------      ----------
         Net oil and gas properties                  1,328,677       1,451,263
                                                    ----------      ----------
                                                   $ 1,621,156     $ 1,617,114
                                                    ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    26,831     $    23,084

Partners' capital:
  Managing general partner                              15,893          15,890
  Limited partners (12,107 interests)                1,578,432       1,578,140
                                                    ----------      ----------
                                                     1,594,325       1,594,030
                                                    ----------      ----------
                                                   $ 1,621,156     $ 1,617,114
                                                    ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         For the years ended December 31



                                             1999         1998          1997
                                           ---------   ----------    ----------
Revenues:
  Oil and gas                              $ 864,722   $  692,090    $1,063,396
  Interest                                     6,510        7,300         9,318
  Gain on disposition of assets                  167          -           1,287
                                            --------    ---------     ---------
                                             871,399      699,390     1,074,001
                                            --------    ---------     ---------
Costs and expenses:
  Oil and gas production                     477,835      505,571       532,654
  General and administrative                  33,223       24,190        36,037
  Impairment of oil and gas properties           -        298,622       127,213
  Depletion                                  139,486      287,071       209,836
                                            --------    ---------     ---------
                                             650,544    1,115,454       905,740
                                            --------    ---------     ---------
Net income (loss)                          $ 220,855   $ (416,064)   $  168,261
                                            ========    =========     =========
Allocation of net income (loss):
  Managing general partner                 $   2,209   $   (4,161)   $    1,683
                                            ========    =========     =========
  Limited partners                         $ 218,646   $ (411,903)   $  166,578
                                            ========    =========     =========
Net income (loss) per limited
  partnership interest                     $   18.06   $   (34.02)   $    13.76
                                            ========    =========     =========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL




                                          Managing
                                          general       Limited
                                          partner       partners        Total
                                         ----------    ----------    ----------

Partners' capital at January 1, 1997     $   26,296    $2,608,359    $2,634,655
    Distributions                            (5,813)     (575,452)     (581,265)
    Net income                                1,683       166,578       168,261
                                          ---------     ---------     ---------

Partners' capital at December 31, 1997       22,166     2,199,485     2,221,651
    Distributions                            (2,115)     (209,442)     (211,557)
    Net loss                                 (4,161)     (411,903)     (416,064)
                                          ---------     ---------     ---------

Partners' capital at December 31, 1998       15,890     1,578,140     1,594,030
    Distributions                            (2,206)     (218,354)     (220,560)
    Net income                                2,209       218,646       220,855
                                          ---------     ---------     ---------

Partners' capital at December 31, 1999   $   15,893    $1,578,432    $1,594,325
                                          =========     =========     =========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                         For the years ended December 31


                                                1999        1998        1997
                                             ---------   ---------   ---------
Cash flows from operating activities:
    Net income (loss)                        $ 220,855   $(416,064)  $ 168,261
    Adjustments to reconcile net income
     (loss) to net cash provided by
      operating activities:
        Impairment of oil and gas properties       -       298,622     127,213
        Depletion                              139,486     287,071     209,836
        Gain on disposition of assets             (167)        -        (1,287)
    Changes in assets and liabilities:
        Accounts receivable                    (62,010)     45,989      87,450
        Accounts payable                         3,747     (16,954)     10,552
                                              --------    --------    --------
           Net cash provided by operating
             activities                        301,911     198,664     602,025
                                              --------    --------    --------
Cash flows from investing activities:
    Additions to oil and gas properties        (16,900)    (21,456)    (11,129)
    Proceeds from disposition of assets            167         -         1,287
                                              --------    --------    --------
           Net cash used in investing
             activities                        (16,733)    (21,456)     (9,842)
                                              --------    --------    --------
Cash flows used in financing activities:
    Cash distributions to partners            (220,560)   (211,557)   (581,265)
                                              --------    --------    --------
Net increase (decrease) in cash                 64,618     (34,349)     10,918
Cash at beginning of year                       99,482     133,831     122,913
                                              --------    --------    --------
Cash at end of year                          $ 164,100   $  99,482   $ 133,831
                                              ========    ========    ========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

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

       The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

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

       Income taxes - A Federal income tax provision has not been included in the financial statements as the income (loss) of the Partnership is included in the individual Federal income tax returns of the respective partners.

       Statements of cash flows - For purposes of reporting cash flows, cash includes depository accounts held by banks.

       General and administrative expenses - General and administrative expenses are allocated in part to the Partnership by the managing general partner or its affiliates. Allocated expenses are determined by the managing general partner based upon the level of activity of the Partnership relative to the non-partnership activities of the managing general partner. The method of allocation has been consistent over the past several years with certain modifications incorporated to reflect changes in Pioneer USA's overall business activities.

       Reclassifications - Certain reclassifications may have been made to the 1998 and 1997 financial statements to conform to the 1999 financial statement presentations.

       Environmental - The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. No such liabilities have been accrued as of December 31, 1999.

       Revenue recognition - The Partnership uses the entitlements method of accounting for crude oil and natural gas revenues.

Note 3.     Impairment of long-lived assets

       In accordance with SFAS 121, the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of December 31, 1999, 1998 and 1997, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized non-cash impairment provisions of $298,622 and $127,213 related to its proved oil and gas properties during 1998 and 1997, respectively.

Note 4.     Income taxes

       The financial statement basis of the Partnership's net assets and liabilities was $18,935 less than the tax basis at December 31, 1999.

       The following is a reconciliation of net income (loss) per statements of operations with the net income (loss) per Federal income tax returns for the years ended December 31:
                                                  1999        1998        1997
                                              ---------   ---------   ---------
  Net income (loss) per statements of
    operations                                $ 220,855   $(416,064)  $ 168,261
  Depletion and depreciation provisions
    for tax reporting purposes (greater than)
    less than amounts for financial reporting
    purposes                                    123,267      81,152    (158,218)
  Impairment of oil and gas properties
    for financial reporting purposes                -       298,622     127,213
  Other, net                                     (4,424)      4,552      (3,336)
                                              ---------    --------    --------
         Net income (loss) per Federal
           income tax return                  $ 339,698   $ (31,738)  $ 133,920
                                               ========    ========    ========

Note 5.     Oil and gas producing activities

       The following is a summary of the costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:

                                         1999         1998         1997
                                       ---------    ---------    ---------

       Development costs               $  16,900    $  21,456    $   9,842
                                        ========     ========     ========

                  Capitalized oil and gas properties consist of the following:

                                                1999           1998
                                            -----------    -----------
     Proved properties:
       Property acquisition costs           $   364,450    $   364,450
       Completed wells and equipment          8,920,738      8,903,838
                                             ----------     ----------
                                              9,285,188      9,268,288
     Accumulated depletion                   (7,956,511)    (7,817,025)
                                             ----------     ----------
            Net capitalized costs           $ 1,328,677    $ 1,451,263
                                             ==========     ==========

Note 6.     Related party transactions

     Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                              1999         1998          1997
                                            ---------    ---------    ---------
   Payment of lease operating and
     supervision charges in accordance
     with standard industry operating
     agreements                             $ 203,686    $ 199,461    $ 207,290

   Reimbursement of general and
     administrative expenses                $  25,818    $  20,639    $  31,578

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

    (2) The allocation between the Partnership and Parker & Parsley 90-C Conv., L.P. is 61.650881% and 38.349119%, respectively.

Note 7.     Oil and gas information (unaudited)

       The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1999, 1998 and 1997 and changes in such quantities during the years then ended. Due to a change in the accounting policy of the managing general partner in 1997, the Partnership began accounting for processed natural gas production in two components: processed natural gas liquids ("NGLs") and dry residue gas. NGLs are reflected in "Oil and NGLs" in the table below. All of the Partnership's reserves are proved developed and located within the United States. The Partnership's reserves are based on an evaluation prepared by the engineering staff of Pioneer USA and reviewed by Williamson Petroleum Consultants, Inc., an independent petroleum consultant, using criteria established by the Securities and Exchange Commission. Reserve value information is available to limited partners pursuant to the Partnership agreement and, therefore, is not presented.
                                                  Oil and NGLs          Gas
                                                     (bbls)            (mcf)
                                                  ------------      ----------

     Net proved reserves at January 1, 1997            725,947       1,831,147
     Revisions                                           3,654      (1,064,663)
     Production                                        (47,389)        (80,867)
                                                   -----------      ----------
     Net proved reserves at December 31, 1997          682,212         685,617
     Revisions                                        (327,935)       (275,264)
     Production                                        (53,358)        (48,787)
                                                   -----------      ----------
     Net proved reserves at December 31, 1998          300,919         361,566
     Revisions                                         472,259         575,173
     Production                                        (52,433)        (47,265)
                                                   -----------      ----------
     Net proved reserves at December 31, 1999          720,745         889,474
                                                   ===========      ==========

       As of December 31, 1999, the estimated present value of future net revenues of proved reserves, calculated using December 31, 1999 prices of $25.36 per barrel of oil, $16.25 per barrel of NGLs and $1.75 per mcf of gas, discounted at 10% was approximately $3,991,000 and undiscounted was $7,543,000.

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

Note 8.     Major customers

       The following table reflects the major customers of the Partnership's oil and gas sales (a major customer is defined as a customer whose sales exceed 10% of total sales) during the years ended December 31:

                                              1999        1998        1997
                                            --------    --------    --------

           Plains All American Inc.            62%          -           -
           Genesis Crude Oil, L.P.              -          69%         69%
           Western Gas Resources, Inc.          3%         13%         12%

       At December 31, 1999, the amount receivable from Plains All American Inc. was $59,306 which is included in the caption "Accounts receivable - oil and gas sales" in the accompanying Balance Sheet.

       Pioneer USA is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Partnership to sell its oil and gas production or natural gas products.

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

Set forth below are the names, ages and positions of the directors and executive officers of Pioneer USA. Directors of Pioneer USA are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. During June 1999, Mr. Lon C. Kile resigned as an officer of Pioneer USA. During January 2000, Mr. M. Garrett Smith also resigned his position as Director and Chief Financial Officer of Pioneer USA. Mr. Timothy L. Dove assumed the responsibility of Chief Financial Officer of Pioneer USA after Mr. Smith's resignation.
                           Age at
                         December 31,
        Name                 1999                        Position
--------------------     ------------      ------------------------------------
Scott D. Sheffield            47           President

Timothy L. Dove               43           Executive Vice President, Chief
                                             Financial Officer and Director

Dennis E. Fagerstone          50           Executive Vice President and Director

Mark L. Withrow               52           Executive Vice President, General
                                             Counsel and Director

Rich Dealy                    33           Vice President and Chief Accounting
                                             Officer

         Scott D. Sheffield. Mr. Sheffield is a graduate of The University of Texas with a B.S. in Petroleum Engineering. Since August 1997, he has served as President, Chief Executive Officer and a director of Pioneer and President of Pioneer USA. Mr. Sheffield assumed the position of Chairman of the Board of Pioneer in August 1999. He served as a director of Pioneer USA from August 1997 until his resignation from the board in June 1999. Mr. Sheffield was the President and a director of Parker & Parsley from May 1990 until August 1997 and was the Chairman of the Board and Chief Executive Officer of Parker & Parsley from October 1990 until August 1997. He was the sole director of Parker & Parsley from May 1990 until October 1990. Mr. Sheffield joined Parker & Parsley Development Company ("PPDC"), a predecessor of Parker & Parsley, as a petroleum engineer in 1979. He served as Vice President - Engineering of PPDC from September 1981 until April 1985 when he was elected President and a director. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of PPDC. Before joining PPDC's predecessor, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company.

       Timothy L. Dove. Mr. Dove earned a B.S. in Mechanical Engineering from Massachusetts Institute of Technology in 1979 and received his M.B.A. in 1981 from the University of Chicago. He became Executive Vice President - Business Development of Pioneer and Pioneer USA in August 1997 and was also appointed a director of Pioneer USA in August 1997. Mr. Dove assumed the position of Chief Financial Officer of Pioneer and Pioneer USA effective February 1, 2000. Mr. Dove joined Parker & Parsley in May 1994 as Vice President - International and was promoted to Senior Vice President - Business Development in October 1996, in which position he served until August 1997. Prior to joining Parker & Parsley, Mr. Dove was employed with Diamond Shamrock Corp., and its successor, Maxus Energy Corp, in various capacities in international exploration and production, marketing, refining and marketing and planning and development.

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

ITEM 11.     Executive Compensation

The  Partnership  does not have any  directors  or officers.  Management  of the
Partnership  is vested  in  Pioneer  USA,  the  managing  general  partner.  The
Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Under the Program agreement, Pioneer USA and P&P Employees 90-C Conv., L.P. ("EMPL") pay approximately 10% of the Program's acquisition, drilling and completion costs and approximately 15% during the first three years and approximately 20% after three years of its operating and general and administrative expenses. In return, they are allocated approximately 15% during the first three years and approximately 20% after three years of the Program's revenues. See Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding fees and reimbursements paid to the managing general partner or its affiliates by the Partnership.

Pioneer USA's current executive officers and other employees are general partners in EMPL which serves as a co-general partner of the Program. Under this arrangement, EMPL pays approximately 2.5% of the Program's acquisition, drilling and completion costs and approximately 3.75% during the first three years and approximately 5% after three years of its operating and general and administrative expenses. In return, EMPL is allocated approximately 3.75% during the first three years and approximately 5% after three years of the Program's revenues. EMPL does not receive any fees or reimbursements from the Partnership.

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

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

(a)      Beneficial owners of more than five percent

The Partnership is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Partnership. Pioneer USA owned 27 limited partner interests at January 1, 2000.

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

ITEM 13.     Certain Relationships and Related Transactions

Transactions with the managing general partner or its affiliates

Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                               1999        1998         1997
                                            ---------    ---------    ---------
    Payment of lease operating and
      supervision charges in accordance
      with standard industry operating
      agreements                            $ 203,686    $ 199,461    $ 207,290

    Reimbursement of general and
      administrative expenses               $  25,818    $  20,639    $  31,578

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

             The following are filed as part of this annual report:

                Independent Auditors' Report - Ernst & Young LLP

                Independent Auditors' Report - KPMG LLP

                Balance sheets as of December 31, 1999 and 1998

                Statements of operations for the years ended December 31, 1999,
                  1998 and 1997

                Statements of partners' capital for the years ended December 31,
                   1999, 1998 and 1997

                Statements of cash flows for the years ended December 31, 1999,
                   1998 and 1997

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

                                          PARKER & PARSLEY 90-C, L.P.

Dated: March 27, 2000             By:     Pioneer Natural Resources USA, Inc.
                                            Managing General Partner


                                          By:     /s/ Scott D. Sheffield
                                                  -----------------------------
                                                  Scott D. Sheffield, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Scott D. Sheffield       President of Pioneer USA             March 27, 2000
------------------------
Scott D. Sheffield

/s/ Timothy L. Dove          Executive Vice President, Chief      March 27, 2000
------------------------     Financial Officer and Director of
Timothy L. Dove              Pioneer USA


/s/ Dennis E. Fagerstone     Executive Vice President and         March 27, 2000
------------------------     Director of Pioneer USA
Dennis E. Fagerstone


/s/ Mark L. Withrow          Executive Vice President, General    March 27, 2000
------------------------     Counsel and Director of Pioneer USA
Mark L. Withrow


/s/ Rich Dealy               Vice President and Chief Accounting  March 27, 2000
------------------------     Officer of Pioneer USA
Rich Dealy

                           PARKER & PARSLEY 90-C, L.P.

                                INDEX TO EXHIBITS

       The following documents are incorporated by reference in response to Item 14(c):

Exhibit No.                          Description                         Page

   3(a)             Form of Agreement of Limited Partnership              -
                    of Parker & Parsley 90-C, L.P. incorporated by reference to Exhibit A of the Post-Effective Amendment No. 1 of the Partnership's
                    Registration Statement on Form S-1
                    Registration No. 33-26097)

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