Form 10-Q
period 2000-06-30
PARKER & PARSLEY 90 C L P
filed 2000-08-09
CIK 844621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000


                         Commission File No. 33-26097-09

                           PARKER & PARSLEY 90-C, L.P.
             (Exact name of Registrant as specified in its charter)


                 Delaware                                75-2347262
   -----------------------------------------        --------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 90-C, L.P.

                                TABLE OF CONTENTS


                                                                      Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 and
              December 31, 1999....................................    3

           Statements of Operations for the three and six
             months ended June 30, 2000 and 1999...................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2000...................................    5

           Statements of Cash Flows for the six months ended
             June 30, 2000 and 1999................................    6

           Notes to Financial Statements...........................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K........................   10

           27.1   Financial Data Schedule

           Signatures..............................................   11

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS


                                                    June 30,       December 31,
                                                      2000            1999
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS
Current assets:
  Cash                                             $   173,145     $   164,100
  Accounts receivable - oil and gas sales              149,769         128,379
                                                    ----------      ----------
         Total current assets                          322,914         292,479
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               9,309,856       9,285,188
Accumulated depletion                               (7,998,838)     (7,956,511)
                                                    ----------      ----------
         Net oil and gas properties                  1,311,018       1,328,677
                                                    ----------      ----------
                                                   $ 1,633,932     $ 1,621,156
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    38,585     $    26,831

Partners' capital:
  Managing general partner                              15,903          15,893
  Limited partners (12,107 interests)                1,579,444       1,578,432
                                                    ----------      ----------
                                                     1,595,347       1,594,325
                                                    ----------      ----------
                                                   $ 1,633,932     $ 1,621,156
                                                    ==========      ==========




   The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended       Six months ended
                                       June 30,                 June 30,
                                 ---------------------   ---------------------
                                    2000        1999        2000       1999
                                 ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                    $ 355,412   $ 172,712   $ 666,799   $ 319,242
  Interest                           3,011       1,178       5,335       2,241
                                  --------    --------    --------   ---------
                                   358,423     173,890     672,134     321,483
                                  --------    --------    --------    --------
Costs and expenses:
  Oil and gas production           124,494     137,477     259,060     248,624
  General and administrative        11,499       5,701      21,038      11,247
  Depletion                         20,219      26,863      42,327      90,777
                                  --------    --------    --------    --------
                                   156,212     170,041     322,425     350,648
                                  --------    --------    --------    --------
Net income (loss)                $ 202,211   $   3,849   $ 349,709   $ (29,165)
                                  ========    ========    ========    ========
Allocation of net income (loss):
  Managing general partner       $   2,022   $      38   $   3,497   $    (292)
                                  ========    ========    ========    ========
  Limited partners               $ 200,189   $   3,811   $ 346,212   $ (28,873)
                                  ========    ========    ========    ========
Net income (loss) per limited
  partnership interest           $   16.54   $     .32   $   28.60   $   (2.38)
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

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                   Managing
                                   general        Limited
                                   partner        partners        Total
                                  ----------     ----------     ----------

Balance at January 1, 2000        $   15,893     $1,578,432     $1,594,325

    Distributions                     (3,487)      (345,200)      (348,687)

    Net income                         3,497        346,212        349,709
                                   ---------      ---------      ---------

Balance at June 30, 2000          $   15,903     $1,579,444     $1,595,347
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

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                              June 30,
                                                       -----------------------
                                                          2000         1999
                                                       ----------    ---------
Cash flows from operating activities:
   Net income (loss)                                   $  349,709    $ (29,165)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Depletion                                         42,327       90,777
   Changes in assets and liabilities:
         Accounts receivable                              (21,390)     (32,483)
         Accounts payable                                  11,754       13,844
                                                        ---------     --------
            Net cash provided by operating activities     382,400       42,973
                                                        ---------     --------
Cash flows used in investing activities:
   Additions to oil and gas properties                    (24,668)     (13,232)

Cash flows used in financing activities:
   Cash distributions to partners                        (348,687)     (11,648)
                                                        ---------     --------
Net increase in cash                                        9,045       18,093
Cash at beginning of period                               164,100       99,482
                                                        ---------     --------
Cash at end of period                                  $  173,145    $ 117,575
                                                        =========     ========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 90-C, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with  six months ended
   June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 109% to $666,799 for the six months ended June 30, 2000 as compared to $319,242 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the six months ended June 30, 2000, 19,227 barrels of oil, 7,105 barrels of natural gas liquids ("NGLs") and 22,664 mcf of gas were sold, or 30,109 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 18,522 barrels of oil, 6,611 barrels of NGLs and 21,869 mcf of gas were sold, or 28,778 BOEs.

The average price received per barrel of oil increased $14.34, or 109%, from $13.12 for the six months ended June 30, 1999 to $27.46 for the same period in 2000. The average price received per barrel of NGLs increased $6.17, or 93%, from $6.63 during the six months ended June 30, 1999 to $12.80 for the same period in 2000. The average price received per mcf of gas increased 43% from $1.48 during the six months ended June 30, 1999 to $2.11 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $322,425 for the six months ended June 30, 2000 as compared to $350,648 for the same period in 1999, a decrease of $28,223, or 8%. This decrease was due to a decline in depletion, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $259,060 for the six months ended June 30, 2000 and $248,624 for the same period in 1999, resulting in a $10,436 increase, or 4%. This increase was the result of higher production taxes due to higher oil and gas prices, offset by lower well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 87% from $11,247 for the six months ended June 30, 1999 to $21,038 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $42,327 for the six months ended June 30, 2000 compared to $90,777 for the same period in 1999, a decrease of $48,450, or 53%. This decrease was the result of an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices, offset by an increase in oil production of 705 barrels for the six months ended June 30, 2000 compared to the same period in 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 106% to $355,412 for the three months ended June 30, 2000 as compared to $172,712 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended June 30, 2000, 9,904 barrels of oil, 3,979 barrels of NGLs and 12,323 mcf of gas were sold, or 15,937 BOEs. For the three months ended June 30, 1999, 8,848 barrels of oil, 3,546 barrels of NGLs and 10,109 mcf of gas were sold, or 14,079 BOEs.

The average price received per barrel of oil increased $13.25, or 91%, from $14.50 for the three months ended June 30, 1999 to $27.75 for the same period in 2000. The average price received per barrel of NGLs increased $4.69, or 59%, from $7.99 during the three months ended June 30, 1999 to $12.68 for the same period in 2000. The average price received per mcf of gas increased 53% from $1.59 during the three months ended June 30, 1999 to $2.44 for the same period in 2000.

Costs and Expenses:

Total costs and expenses decreased to $156,212 for the three months ended June 30, 2000 as compared to $170,041 for the same period in 1999, a decrease of $13,829, or 8%. This decrease was due to declines in production costs and depletion, offset by an increase in G&A.

Production costs were $124,494 for the three months ended June 30, 2000 and $137,477 for the same period in 1999, resulting in a $12,983 decrease, or 9%. The decrease was the result of lower well maintenance costs, offset by higher production taxes due to higher oil and gas prices.

During this period, G&A increased, in aggregate, 102% from $5,701 for the three months ended June 30, 1999 to $11,499 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $20,219 for the three months ended June 30, 2000 compared to $26,863 for the same period in 1999, a decrease of $6,644, or 25%. This decrease was the result of an increase in proved reserves during the period ended June 30, 2000 as a result of higher commodity prices, offset by an increase in oil production of 1,056 barrels for the three months ended June 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $339,427 during the six months ended June 30, 2000 from the same period ended June 30, 1999. This increase was due to an increase in oil and gas sales receipts of $361,744, offset by increases in operating costs paid of $13,109 and G&A expenses paid of $9,208.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 2000 and 1999 were for expenditures related to equipment upgrades on various oil and gas properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $348,687, of which $3,487 was distributed to the managing general partner and $345,200 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $11,648, of which $116 was distributed to the managing general partner and $11,532 to the limited partners.

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

                                           PARKER & PARSLEY 90-C, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  August 9, 2000            By:       /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer