Form 10-Q
period 2000-09-30
PARKER & PARSLEY 90 C L P
filed 2000-11-08
CIK 844621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000


                         Commission File No. 33-26097-09


                           PARKER & PARSLEY 90-C, L.P.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


                           Delaware                           75-2347262
           -----------------------------------------     ---------------------
               (State or other jurisdiction of              (I.R.S. Employer
               incorporation or organization)            Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas        75039
----------------------------------------------------------------     ----------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 90-C, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2000 and
               December 31, 1999.......................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2000 and 1999.................    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2000.................................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2000 and 1999..............................    6

            Notes to Financial Statements..............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K...........................   10

            27.1   Financial Data Schedule

            Signatures.................................................   11

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                      2000             1999
                                                  ------------     ------------
                                                   (Unaudited)
                 ASSETS

Current assets:
   Cash                                           $    188,575     $    164,100
   Accounts receivable - oil and gas sales             178,514          128,379
                                                   -----------      -----------
            Total current assets                       367,089          292,479
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              9,310,590        9,285,188
Accumulated depletion                               (8,018,675)      (7,956,511)
                                                   -----------      -----------
            Net oil and gas properties               1,291,915        1,328,677
                                                   -----------      -----------
                                                  $  1,659,004     $  1,621,156
                                                   ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $     49,071     $     26,831

Partners' capital:
   Managing general partner                             16,049           15,893
   Limited partners (12,107 interests)               1,593,884        1,578,432
                                                   -----------      -----------
                                                     1,609,933        1,594,325
                                                   -----------      -----------
                                                  $  1,659,004     $  1,621,156
                                                   ===========      ===========



The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                 Three months ended          Nine months ended
                                    September 30,               September 30,
                               ----------------------     -----------------------
                                  2000        1999           2000         1999
                               ---------    ---------     ----------    ---------
Revenues:
  Oil and gas                  $ 412,219    $ 249,001     $1,079,018    $ 568,243
  Interest                         4,001        1,759          9,336        4,000
                                --------     --------      ---------     --------
                                 416,220      250,760      1,088,354      572,243
                                --------     --------      ---------     --------
Costs and expenses:
  Oil and gas production         135,213      105,669        394,273      354,293
  General and administrative      14,060        9,985         35,098       21,232
  Depletion                       19,837       25,412         62,164      116,189
                                --------     --------      ---------     --------
                                 169,110      141,066        491,535      491,714
                                --------     --------      ---------     --------
Net income                     $ 247,110    $ 109,694     $  596,819    $  80,529
                                ========     ========      =========     ========
Allocation of net income:
  Managing general partner     $   2,471    $   1,097     $    5,968    $     805
                                ========     ========      =========     ========
  Limited partners             $ 244,639    $ 108,597     $  590,851    $  79,724
                                ========     ========      =========     ========
Net income per limited
  partnership interest         $   20.20    $    8.96     $    48.80    $    6.58
                                ========     ========      =========     ========




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

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general       Limited
                                       partner       partners       Total
                                     -----------    ----------    ----------


Balance at January 1, 2000           $   15,893     $1,578,432    $1,594,325

    Distributions                        (5,812)      (575,399)     (581,211)

    Net income                            5,968        590,851       596,819
                                      ---------      ---------     ---------

Balance at September 30, 2000        $   16,049     $1,593,884    $1,609,933
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

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Nine months ended
                                                              September 30,
                                                        -----------------------
                                                           2000         1999
                                                        ----------    ---------
Cash flows from operating activities:
  Net income                                            $  596,819    $  80,529
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                            62,164      116,189
  Changes in assets and liabilities:
       Accounts receivable                                 (50,135)     (56,457)
       Accounts payable                                     22,240       16,178
                                                         ---------     --------
          Net cash provided by operating activities        631,088      156,439
                                                         ---------     --------
Cash flows used in investing activities:
  Additions to oil and gas properties                      (25,402)     (15,595)

Cash flows used in financing activities:
  Cash distributions to partners                          (581,211)     (88,150)
                                                         ---------     --------
Net increase in cash                                        24,475       52,694
Cash at beginning of period                                164,100       99,482
                                                         ---------     --------
Cash at end of period                                   $  188,575    $ 152,176
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

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 90-C, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
   30, 1999

Revenues:

The Partnership's oil and gas revenues increased 90% to $1,079,018 for the nine months ended September 30, 2000 as compared to $568,243 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the nine months ended September 30, 2000, 28,494 barrels of oil, 11,707 barrels of natural gas liquids ("NGLs") and 40,683 mcf of gas were sold, or 46,982 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 28,142 barrels of oil, 10,390 barrels of NGLs and 34,231 mcf of gas were sold, or 44,237 BOEs.

The average price received per barrel of oil increased $13.20, or 87%, from $15.19 for the nine months ended September 30, 1999 to $28.39 for the same period in 2000. The average price received per barrel of NGLs increased $5.95, or 73%, from $8.13 during the nine months ended September 30, 1999 to $14.08 for the same period in 2000. The average price received per mcf of gas increased 57% from $1.65 during the nine months ended September 30, 1999 to $2.59 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

Costs and Expenses:

Total costs and expenses decreased to $491,535 for the nine months ended September 30, 2000 as compared to $491,714 for the same period in 1999, a decrease of $179. This decrease was due to a decline in depletion, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $394,273 for the nine months ended September 30, 2000 and $354,293 for the same period in 1999, resulting in an increase of $39,980, or 11%. The increase was primarily due to higher production taxes of $36,745 associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 65% from $21,232 for the nine months ended September 30, 1999 to $35,098 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $62,164 for the nine months ended September 30, 2000 compared to $116,189 for the same period in 1999, representing a decrease of $54,025, or 46%. This decrease was the result of an increase in proved reserves due to higher commodity prices as compared to the same period in 1999, offset by an increase in oil production of 352 barrels for the nine months ended September 30, 2000 compared to the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
   30, 1999

Revenues:

The Partnership's oil and gas revenues increased 66% to $412,219 for the three months ended September 30, 2000 as compared to $249,001 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended September 30, 2000, 9,267 barrels of oil, 4,602 barrels of NGLs and 18,019 mcf of gas were sold, or 16,872 BOEs. For the three months ended September 30, 1999, 9,620 barrels of oil, 3,779 barrels of NGLs and 12,362 mcf of gas were sold, or 15,459 BOEs.

The average price received per barrel of oil increased $11.13, or 58%, from $19.17 for the three months ended September 30, 1999 to $30.30 for the same period in 2000. The average price received per barrel of NGLs increased $5.33, or 50%, from $10.74 during the three months ended September 30, 1999 to $16.07 for the same period in 2000. The average price received per mcf of gas increased 64% from $1.94 during the three months ended September 30, 1999 to $3.19 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $169,110 for the three months ended September 30, 2000 as compared to $141,066 for the same period in 1999, an increase of $28,044, or 20%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $135,213 for the three months ended September 30, 2000 and $105,669 for the same period in 1999 resulting in a $29,544 increase, or 28%. The increase was primarily due to higher production taxes of $14,120 associated with higher oil and gas prices and additional well maintenance costs incurred to stimulate well production of $7,137.

During this period, G&A increased, in aggregate, 41% from $9,985 for the three months ended September 30, 1999 to $14,060 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $19,837 for the three months ended September 30, 2000 compared to $25,412 for the same period in 1999, representing a decrease of $5,575, or 22%. This decrease was attributable to an increase in proved reserves as a result of higher commodity prices and a decline in oil production of 353 barrels when compared to the respective information for the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $474,649 during the nine months ended September 30, 2000 from the same period ended September 30, 1999. This increase was due to an increase in oil and gas sales receipts of $522,433, offset by increases in production costs paid of $34,223 and in G&A expenses paid of $13,561.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2000 and 1999 were for expenditures related to equipment upgrades on various oil and gas properties.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $581,211, of which $5,812 was distributed to the managing general partner and $575,399 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $88,150, of which $882 was distributed to the managing general partner and $87,268 to the limited partners.

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


                                           PARKER & PARSLEY 90-C, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 8, 2000         By:      /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer