Form 10-Q
period 2001-06-30
PARKER & PARSLEY 90 C L P
filed 2001-08-07
CIK 844621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


                         Commission File No. 33-26097-09


                           PARKER & PARSLEY 90-C, L.P.
             (Exact name of Registrant as specified in its charter)


                         Delaware                            75-2347262
          -----------------------------------------     ---------------------
              (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)            Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas          75039
     -------------------------------------------------       ------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 90-C, L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 2001 and
               December 31, 2000.....................................    3

            Statements of Operations for the three and six
              months ended June 30, 2001 and 2000....................    4

            Statement of Partners' Capital for the six months
              ended June 30, 2001....................................    5

            Statements of Cash Flows for the six months ended
              June 30, 2001 and 2000.................................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   11

            Signatures...............................................   12

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS


                                                    June 30,        December 31,
                                                      2001             2000
                                                   -----------      -----------
                                                   (Unaudited)
              ASSETS
Current assets:
  Cash                                             $   346,965      $   162,620
  Accounts receivable - oil and gas sales              143,592          191,950
                                                    ----------       ----------
         Total current assets                          490,557          354,570
                                                    ----------       ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               9,327,018        9,321,783
Accumulated depletion                               (8,084,866)      (8,040,111)
                                                    ----------       ----------
         Net oil and gas properties                  1,242,152        1,281,672
                                                    ----------       ----------
                                                   $ 1,732,709      $ 1,636,242
                                                    ==========       ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    37,845      $    22,567

Partners' capital:
  Managing general partner                              16,899           16,087
  Limited partners (12,107 interests)                1,677,965        1,597,588
                                                    ----------       ----------
                                                     1,694,864        1,613,675
                                                    ----------       ----------
                                                   $ 1,732,709      $ 1,636,242
                                                    ==========       ==========




  The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                     Three months ended       Six months ended
                                          June 30,                 June 30,
                                  ----------------------    ----------------------
                                     2001        2000         2001         2000
                                  ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                     $ 342,737    $ 355,412    $ 713,977    $ 666,799
  Interest                            2,505        3,011        5,313        5,335
                                   --------     --------     --------    ---------
                                    345,242      358,423      719,290      672,134
                                   --------     --------     --------     --------
Costs and expenses:
  Oil and gas production            156,985      124,494      310,730      259,060
  General and administrative         10,457       11,499       23,553       21,038
  Depletion                          23,106       20,219       44,755       42,327
                                   --------     --------     --------     --------
                                    190,548      156,212      379,038      322,425
                                   --------     --------     --------     --------
Net income                        $ 154,694    $ 202,211    $ 340,252    $ 349,709
                                   ========     ========     ========     ========
Allocation of net income:
  Managing general partner        $   1,547    $   2,022    $   3,403    $   3,497
                                   ========     ========     ========     ========
  Limited partners                $ 153,147    $ 200,189    $ 336,849    $ 346,212
                                   ========     ========     ========     ========
Net income per limited
  partnership interest            $   12.65    $   16.54    $   27.82    $   28.60
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

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general       Limited
                                        partner       partners        Total
                                       ---------     ----------     ----------


Balance at January 1, 2001             $  16,087     $1,597,588     $1,613,675

    Distributions                         (2,591)      (256,472)      (259,063)

    Net income                             3,403        336,849        340,252
                                        --------      ---------      ---------

Balance at June 30, 2001               $  16,899     $1,677,965     $1,694,864
                                        ========      =========      =========






         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Six months ended
                                                                  June 30,
                                                         -------------------------
                                                            2001          2000
                                                         ----------     ----------
Cash flows from operating activities:
   Net income                                            $  340,252     $  349,709
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depletion                                           44,755         42,327
   Changes in assets and liabilities:
         Accounts receivable                                 48,358        (21,390)
         Accounts payable                                    15,278         11,754
                                                          ---------      ---------
            Net cash provided by operating activities       448,643        382,400
                                                          ---------      ---------
Cash flows used in investing activities:
   Additions to oil and gas properties                       (5,235)       (24,668)

Cash flows used in financing activities:
   Cash distributions to partners                          (259,063)      (348,687)
                                                          ---------      ---------
Net increase in cash                                        184,345          9,045
Cash at beginning of period                                 162,620        164,100
                                                          ---------      ---------
Cash at end of period                                    $  346,965     $  173,145
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

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 90-C, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with  six months ended
   June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 7% to $713,977 for the six months ended June 30, 2001 as compared to $666,799 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the six months ended June 30, 2001, 18,497 barrels of oil, 3,982 barrels of natural gas liquids ("NGLs") and 28,625 mcf of gas were sold, or 27,250 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 19,227 barrels of oil, 7,105 barrels of NGLs and 22,664 mcf of gas were sold, or 30,109 BOEs.

The average price received per barrel of oil increased slightly from $27.46 for the six months ended June 30, 2000 to $27.55 for the same period in 2001. The average price received per barrel of NGLs increased $3.24, or 25%, from $12.80 during the six months ended June 30, 2000 to $16.04 for the same period in 2001. The average price received per mcf of gas increased 133% from $2.11 during the six months ended June 30, 2000 to $4.91 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

Costs and Expenses:

Total costs and expenses increased to $379,038 for the six months ended June 30, 2001 as compared to $322,425 for the same period in 2000, an increase of $56,613, or 18%. This increase was due to increases in production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $310,730 for the six months ended June 30, 2001 and $259,060 for the same period in 2000, resulting in a $51,670 increase, or 20%. This increase was primarily due to additional well maintenance and workover costs incurred to stimulate well production and higher production taxes associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 12% from $21,038 for the six months ended June 30, 2000 to $23,553 for the same period in 2001, primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in audit and tax fees.

Depletion was $44,755 for the six months ended June 30, 2001 as compared to $42,327 for the same period in 2000, an increase of $2,428, or 6%. This increase was the result of a reduction in proved reserves during the period ended June 30, 2001 due to lower commodity prices, offset by a decline in oil production of 730 barrels for the six months ended June 30, 2001 compared to the same period in 2000.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 4% to $342,737 for the three months ended June 30, 2001 as compared to $355,412 for the same period in 2000. The decrease in revenues resulted from a decline in production and lower average prices received for oil, offset by higher average prices received for gas and NGLs. For the three months ended June 30, 2001, 9,158 barrels of oil, 2,603 barrels of NGLs and 15,519 mcf of gas were sold, or 14,348 BOEs. For the three months ended June 30, 2000, 9,904 barrels of oil, 3,979 barrels of NGLs and 12,323 mcf of gas were sold, or 15,937 BOEs.

The average price received per barrel of oil decreased $.75, or 3%, from $27.75 for the three months ended June 30, 2000 to $27.00 for the same period in 2001. The average price received per barrel of NGLs increased $1.82, or 14%, from $12.68 during the three months ended June 30, 2000 to $14.50 for the same period in 2001. The average price received per mcf of gas increased 52% from $2.44 during the three months ended June 30, 2000 to $3.72 for the same period in 2001.

Costs and Expenses:

Total costs and expenses increased to $190,548 for the three months ended June 30, 2001 as compared to $156,212 for the same period in 2000, an increase of $34,336, or 22%. This increase was due to increases in production costs and depletion, offset by a decrease in G&A.

Production costs were $156,985 for the three months ended June 30, 2001 and $124,494 for the same period in 2000, resulting in a $32,491 increase, or 26%. The increase was primarily due to additional well maintenance and workover costs incurred to stimulate well production.

During this period, G&A decreased 9% from $11,499 for the three months ended June 30, 2000 to $10,457 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of a decline in oil and gas revenues and a decrease in audit and tax fees.

Depletion was $23,106 for the three months ended June 30, 2001 as compared to $20,219 for the same period in 2000, an increase of $2,887, or 14%. This increase was the result of a reduction in proved reserves during the period ended June 30, 2001 due to lower commodity prices, offset by a decline in oil production of 746 barrels for the three months ended June 30, 2001 compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $66,243 during the six months ended June 30, 2001 from the same period ended June 30, 2000. This increase was due to a reduction in working capital of $73,272 and an increase of $47,156 in oil and gas sales receipts, offset by increases in production costs of $51,670 and G&A expenses of $2,515. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $88,093 to oil and gas receipts, offset by $40,937 resulting from the decline in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to additional well maintenance and workover costs incurred to stimulate well production and higher production taxes associated with higher oil and gas prices. The increase in G&A was primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in audit and tax fees.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 2001 and 2000 were related to expenditures for upgrades of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $259,063, of which $2,591 was distributed to the managing general partner and $256,472 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $348,687, of which $3,487 was distributed to the managing general partner and $345,200 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333-59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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

                                           PARKER & PARSLEY 90-C, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  August 7, 2001            By:       /s/ Rich Dealy
                                           --------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer