Form 10-Q
period 2001-09-30
PARKER & PARSLEY 90 C L P
filed 2001-11-07
CIK 844621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001


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

                                Yes / x / No / /

                           PARKER & PARSLEY 90-C, L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2001 and
              December 31, 2000......................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2001 and 2000................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 2001................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2001 and 2000.............................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    8


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   12

           Signatures................................................   13

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                    September 30,   December 31,
                                                        2001            2000
                                                    ------------    -----------
                                                    (Unaudited)
                 ASSETS
Current assets:
   Cash                                             $   344,784     $   162,620
   Accounts receivable - oil and gas sales              106,872         191,950
                                                     ----------      ----------
            Total current assets                        451,656         354,570
                                                     ----------      ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method               9,327,018       9,321,783
Accumulated depletion                                (8,121,923)     (8,040,111)
                                                     ----------      ----------
            Net oil and gas properties                1,205,095       1,281,672
                                                     ----------      ----------
                                                    $ 1,656,751     $ 1,636,242
                                                     ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $    55,627     $    22,567

Partners' capital:
   Managing general partner                              15,961          16,087
   Limited partners (12,107 interests)                1,585,163       1,597,588
                                                     ----------      ----------
                                                      1,601,124       1,613,675
                                                     ----------      ----------
                                                    $ 1,656,751     $ 1,636,242
                                                     ==========      ==========



The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                           Three months ended          Nine months ended
                                              September 30,               September 30,
                                        ------------------------    ------------------------
                                           2001          2000          2001          2000
                                        ----------    ----------    ----------    ----------
Revenues:
  Oil and gas                           $  282,703    $  412,219    $  996,680    $1,079,018
  Interest                                   2,114         4,001         7,427         9,336
                                         ---------     ---------     ---------     ---------
                                           284,817       416,220     1,004,107     1,088,354
                                         ---------     ---------     ---------     ---------
Costs and expenses:
  Oil and gas production                   146,737       135,213       457,467       394,273
  General and administrative                 8,648        14,060        32,201        35,098
  Impairment of oil and gas properties      13,105           -          13,105           -
  Depletion                                 23,952        19,837        68,707        62,164
                                         ---------     ---------     ---------     ---------
                                           192,442       169,110       571,480       491,535
                                         ---------     ---------     ---------     ---------
Net income                              $   92,375    $  247,110    $  432,627    $  596,819
                                         =========     =========     =========     =========
Allocation of net income:
  Managing general partner              $      923    $    2,471    $    4,326    $    5,968
                                         =========     =========     =========     =========
  Limited partners                      $   91,452    $  244,639    $  428,301    $  590,851
                                         =========     =========     =========     =========
Net income per limited
  partnership interest                  $     7.56    $    20.20    $    35.38    $    48.80
                                         =========     =========     =========     =========




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

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general       Limited
                                         partner       partners        Total
                                        ----------    ----------    ----------


Balance at January 1, 2001              $   16,087    $1,597,588    $1,613,675

    Distributions                           (4,452)     (440,726)     (445,178)

    Net income                               4,326       428,301       432,627
                                         ---------     ---------     ---------

Balance at September 30, 2001           $   15,961    $1,585,163    $1,601,124
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

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Nine months ended
                                                           September 30,
                                                     ------------------------
                                                        2001          2000
                                                     ----------    ----------
Cash flows from operating activities:
  Net income                                         $  432,627    $  596,819
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Impairment of oil and gas properties              13,105           -
       Depletion                                         68,707        62,164
  Changes in assets and liabilities:
       Accounts receivable                               85,078       (50,135)
       Accounts payable                                  33,060        22,240
                                                      ---------     ---------
         Net cash provided by operating activities      632,577       631,088
                                                      ---------     ---------
Cash flows used in investing activities:
  Additions to oil and gas properties                    (5,235)      (25,402)

Cash flows used in financing activities:
  Cash distributions to partners                       (445,178)     (581,211)
                                                      ---------     ---------
Net increase in cash                                    182,164        24,475
Cash at beginning of period                             162,620       164,100
                                                      ---------     ---------
Cash at end of period                                $  344,784    $  188,575
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

                           PARKER & PARSLEY 90-C, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 90-C, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $13,105 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Note 4.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $3,021,205 of which $2,984,323 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If a majority of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
   30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 8% to $996,680 for the nine months ended September 30, 2001 as compared to $1,079,018 for the same period in 2000. The decrease in revenues resulted from a decline in production and lower average prices received for oil and natural gas liquids ("NGLs"), offset by an increase in average prices received for gas. For the nine months ended September 30, 2001, 26,703 barrels of oil, 7,541 barrels of NGLs and 41,620 mcf of gas were sold, or 41,181 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 28,494 barrels of oil, 11,707 barrels of NGLs and 40,683 mcf of gas were sold, or 46,982 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.23, or 4%, from $28.39 for the nine months ended September 30, 2000 to $27.16 for the same period in 2001. The average price received per barrel of NGLs decreased $.31, or 2%, from $14.08 during the nine months ended September 30, 2000 to $13.77 for the same period in 2001. The average price received per mcf of gas increased 55% from $2.59 during the nine months ended September 30, 2000 to $4.02 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Costs and Expenses:

Total costs and expenses increased to $571,480 for the nine months ended September 30, 2001 as compared to $491,535 for the same period in 2000, an increase of $79,945, or 16%. This increase was due to increases in production costs, the impairment of oil and gas properties and depletion, offset by a decline in general and administrative expenses ("G&A").

Production costs were $457,467 for the nine months ended September 30, 2001 and $394,273 for the same period in 2000, resulting in an increase of $63,194, or 16%. The increase was primarily due to additional well maintenance and workover costs incurred to stimulate well production and higher ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 8% from $35,098 for the nine months ended September 30, 2000 to $32,201 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $13,105 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Depletion was $68,707 for the nine months ended September 30, 2001 as compared to $62,164 for the same period in 2000, representing an increase of $6,543, or 11%. This increase was the result of a reduction in proved reserves during the period ended September 30, 2001 due to lower commodity prices, offset by a decline in oil production of 1,791 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
   30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 31% to $282,703 for the three months ended September 30, 2001 as compared to $412,219 for the same period in 2000. The decrease in revenues resulted from a decline in production and lower average prices received. For the three months ended September 30, 2001, 8,206 barrels of oil, 3,559 barrels of NGLs and 12,995 mcf of gas were sold, or 13,931 BOEs. For the three months ended September 30, 2000, 9,267 barrels of oil, 4,602 barrels of NGLs and 18,019 mcf of gas were sold, or 16,872 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $4.00, or 13%, from $30.30 for the three months ended September 30, 2000 to $26.30 for the same period in 2001. The average price received per barrel of NGLs decreased $4.84, or 30%, from $16.07 during the three months ended September 30, 2000 to $11.23 for the same period in 2001. The average price received per mcf of gas decreased 35% from $3.19 during the three months ended September 30, 2000 to $2.07 for the same period in 2001.

Costs and Expenses:

Total costs and expenses increased to $192,442 for the three months ended September 30, 2001 as compared to $169,110 for the same period in 2000, an increase of $23,332, or 14%. This increase was due to increases in the impairment of oil and gas properties, production costs and depletion, offset by a decline in G&A.

Production costs were $146,737 for the three months ended September 30, 2001 and $135,213 for the same period in 2000 resulting in an $11,524 increase, or 9%. The increase was primarily due to higher ad valorem taxes and additional well maintenance costs incurred to stimulate well production, offset by a decrease in production taxes.

During this period, G&A decreased 38% from $14,060 for the three months ended September 30, 2000 to $8,648 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

The Partnership recognized a non-cash impairment provision of $13,105 related to its proved oil and gas properties during the three months ended September 30, 2001.

Depletion was $23,952 for the three months ended September 30, 2001 as compared to $19,837 for the same period in 2000, representing an increase of $4,115, or 21%. This increase was the result of a reduction in proved reserves during the period ended September 30, 2001 due to lower commodity prices, offset by a decline in oil production of 1,061 barrels for the three months ended September 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $1,489 during the nine months ended September 30, 2001 from the same period ended September 30, 2000. This increase was due to a reduction in working capital of $146,033 and a decrease of $2,897 in G&A expenses, offset by an increase in production costs of $63,194 and a decrease in oil and gas sales receipts of $84,247. The decrease in oil and gas receipts of $102,246 resulted from the decline in production during 2001 as compared to the same period in 2000 and a decrease in the average prices received for oil and NGLs of $40,439, offset by an increase in average prices received for gas of $58,438. The increase in production costs was primarily due to additional well maintenance and workover costs incurred to stimulate well production and higher ad valorem taxes. The decrease in G&A was primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2001 and 2000 were for expenditures related to equipment upgrades on various oil and gas properties.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $445,178, of which $4,452 was distributed to the managing general partner and $440,726 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $581,211, of which $5,812 was distributed to the managing general partner and $575,399 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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


                                           PARKER & PARSLEY 90-C, L.P.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 7, 2001           By:    /s/ Rich Dealy
                                           --------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer